Form 10-Q
period 2006-06-30
AIRGAS SAFETY INC; AIRGAS NORTHERN CALIFORNIA & NEVADA INC; AIRGAS INTERMOUNTAIN INC; AIRGAS MID AMERICA INC; AIRGAS DATA LLC; AIRGAS EAST INC; AIRGAS CARBONIC INC; AIRGAS SOUTHWEST INC; AIRGAS NORTH CENTRAL INC; ATNL INC
filed 2006-08-09
CIK 1158056, 1158053, 1158051, 1158047, 1158066, 1158045, 1158058, 1158054, 1158048, 1158063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
Commission file number: 1-9344
AIRGAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-0732648

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

259 North Radnor-Chester Road, Suite 100 Radnor, PA	19087-5283

(Address of principal executive offices)	(ZIP code)
(610) 687-5253
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Shares of common stock outstanding at August 7, 2006: 77,801,186 shares

AIRGAS, INC.
FORM 10-Q
June 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	June 30,

	2006	2005

Net Sales	$773,036	$678,125

Costs and Expenses:
Cost of products sold (excluding depreciation)	383,219	334,863
Selling, distribution and administrative expenses	275,977	249,849
Depreciation	33,162	29,110
Amortization	1,772	1,299

Total costs and expenses	694,130	615,121

Operating Income	78,906	63,004

Interest expense, net	(13,676)	(13,944)
Discount on securitization of trade receivables	(3,336)	(1,848)
Other income, net	213	912

Earnings before income taxes and minority interest	62,107	48,124

Income taxes	(22,744)	(18,135)
Minority interest in earnings of consolidated affiliate	(711)	(522)

Income from continuing operations	38,652	29,467
Income from discontinued operations, net of tax	—	180

Net Earnings	$38,652	$29,647

Net Earnings Per Common Share
Basic
Earnings from continuing operations	$0.50	$0.39
Earnings from discontinued operations	—	—

Net earnings per share	$0.50	$0.39

Diluted
Earnings from continuing operations	$0.48	$0.38
Earnings from discontinued operations	—	—

Net earnings per share	$0.48	$0.38

Weighted average shares outstanding:
Basic	77,557	76,252

Diluted	82,436	77,951

Comprehensive income	$40,218	$29,468

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	June 30,	March 31,
	2006	2006

ASSETS
Current Assets
Cash	$33,118	$34,985
Trade receivables, less allowances for doubtful accounts of $16,175 at June 30, 2006 and $14,782 at March 31, 2006	159,696	132,245
Inventories, net	234,603	229,523
Deferred income tax asset, net	24,411	30,141
Prepaid expenses and other current assets	29,125	31,622

Total current assets	480,953	458,516

Plant and equipment at cost	2,250,050	2,191,673
Less accumulated depreciation	(821,713)	(792,916)

Plant and equipment, net	1,428,337	1,398,757

Goodwill	570,625	566,074
Other intangible assets, net	27,721	26,248
Other non-current assets	24,404	24,817

Total assets	$2,532,040	$2,474,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$128,669	$143,752
Accrued expenses and other current liabilities	198,484	200,001
Current portion of long-term debt	106,010	131,901

Total current liabilities	433,163	475,654

Long-term debt, excluding current portion	675,825	635,726
Deferred income tax liability, net	338,150	327,818
Other non-current liabilities	35,394	30,864
Minority interest in affiliate	57,191	57,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value, 20,000 shares authorized, no shares issued or outstanding at June 30, 2006 and March 31, 2006	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 78,960 and 78,569 shares issued at June 30, 2006 and March 31, 2006, respectively	790	786
Capital in excess of par value	299,967	289,598
Retained earnings	698,377	665,158
Accumulated other comprehensive income	6,317	4,751
Treasury stock, 1,292 common shares at cost at both June 30, 2006 and March 31, 2006	(13,134)	(13,134)

Total stockholders’ equity	992,317	947,159

Total liabilities and stockholders’ equity	$2,532,040	$2,474,412

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
(In thousands)	June 30, 2006	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$38,652	$29,647
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	33,162	29,110
Amortization	1,772	1,299
Deferred income taxes	14,574	11,082
Loss on sales of plant and equipment	128	122
Minority interest in earnings	711	522
Stock-based compensation expense	2,752	—
Stock issued for employee stock purchase plan	2,822	2,514
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Securitization of trade receivables	(9,700)	24,700
Trade receivables, net	(16,222)	(12,938)
Inventories, net	(3,529)	(3,555)
Prepaid expenses and other current assets	2,174	8,954
Accounts payable, trade	(12,444)	(13,883)
Accrued expenses and other current liabilities	(14,177)	(3,944)
Other long-term assets	(1,314)	3,141
Other long-term liabilities	3,643	(272)

Net cash provided by operating activities	43,004	76,499

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(62,704)	(47,265)
Proceeds from sales of plant and equipment	1,263	735
Business acquisitions and holdback settlements	(3,814)	(72,850)
Other, net	492	398

Net cash used in investing activities	(64,763)	(118,982)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	166,219	187,008
Repayment of debt	(152,010)	(176,525)
Minority interest in earnings	(711)	(522)
Exercise of stock options	4,799	5,387
Minority stockholder note prepayment	—	21,000
Dividends paid to stockholders	(5,433)	(4,631)
Cash overdraft	7,028	13,425

Net cash provided by financing activities	19,892	45,142

Change in cash	$(1,867)	$2,659
Cash — Beginning of period	34,985	32,640

Cash — End of period	$33,118	$35,299

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	BASIS OF PRESENTATION
      The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (the “Company”), as well as the Company’s consolidated affiliate, National Welders. Intercompany accounts and transactions, including those between the Company and National Welders, are eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements do not include all disclosures required for annual financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2006.
      The preparation of financial statements requires the use of estimates. The consolidated financial statements reflect, in the opinion of management, reasonable estimates and all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The interim operating results are not necessarily indicative of the results to be expected for an entire year.
      As described in Note 3, the Company divested its subsidiary, Rutland Tool & Supply Co. (“Rutland Tool”), in December 2005. As a result, Rutland Tool has been reclassified in the Consolidated Statement of Earnings for the three months ended June 30, 2005 as discontinued operations. The Consolidated Statement of Cash Flows for the three months ended June 30, 2005 was not reclassified because the cash flows of Rutland Tool were not significant.

(2)	NEW ACCOUNTING PRONOUNCEMENTS
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 151, Inventory Costs, as an amendment to the guidance provided on Inventory Pricing in FASB Accounting Research Bulletin 43. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that if the costs associated with the actual level of spoilage or production defects are greater than the normal range of spoilage or defects, the excess costs should be charged to current period expense. The Company adopted SFAS 151 effective April 1, 2006, as required. Since the Company performs limited manufacturing, the adoption of SFAS 151 did not have a material impact on its results of operations, financial position or liquidity.
      In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, as an amendment to APB Opinion 29, Accounting for Nonmonetary Transactions. SFAS 153 requires nonmonetary exchanges to be accounted for at fair value, recognizing any gains or losses, if the fair value is determinable within reasonable limits and the transaction has commercial substance. The Company adopted SFAS 153 effective April 1, 2006, as required. The adoption of SFAS 153 did not have a material impact on its results of operations, financial position or liquidity.
      On June 1, 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle, unless it is impractical to do so. The Company adopted SFAS 154 effective April 1, 2006, as required.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)	NEW ACCOUNTING PRONOUNCEMENTS - (Continued)
      Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), which superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25). SFAS 123R requires that grants of employee stock options, including options to purchase shares under employee stock purchase plans, be recognized as compensation expense based on their fair values. The Company adopted SFAS 123R using the “modified prospective” method in which compensation cost is recognized from the date of adoption forward for both new awards and the portion of any previously granted awards that vest after the date of adoption. Prior periods are not restated under the modified prospective method of adoption. Prior to April 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method outlined in APB 25, which provides that compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Accordingly, since the Company does not grant options with exercise prices lower than the market price on the date of grant, no stock-based employee compensation expense was reflected in net earnings prior to the date of adoption. See Note 12 for additional disclosures associated with the adoption of SFAS 123R.
      In November 2005, the FASB issued FSP No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FAS provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R and reported in the Consolidated Statements of Cash Flows. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. Based on the FSP effective date, the Company must decide on its method of adoption no later than the third quarter of fiscal 2007. The Company is currently in the process of evaluating the alternative methods of adoption.

(3)	ACQUISITION & DIVESTITURE
(a) Acquisition
      During the three months ended June 30, 2006, the Company completed one acquisition with annual sales of approximately $13 million. Costs in excess of net assets acquired (“goodwill”) related to the acquisition totaled approximately $260 thousand.
(b) Divestiture
      On December 1, 2005, the Company sold its Rutland Tool & Supply Co. (“Rutland Tool”) subsidiary. Rutland Tool distributed metalworking tools, machine tools and MRO supplies from seven locations and had approximately 180 employees. The results of Rutland Tool for the three months ended June 30, 2005 have been reclassified in the Consolidated Statement of Earnings as “discontinued operations.” The consolidated Statement of Cash Flows was not reclassified to reflect discontinued operations because the cash flows of Rutland Tool were not significant.
      The net sales and operating income for the three months ended June 30, 2005, which were segregated and reported as discontinued operations, were $13 million and $304 thousand, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	EARNINGS PER SHARE
      Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock and common stock held by the Employee Benefits Trust. Diluted earnings per share is calculated by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and the Company’s Employee Stock Purchase plan. The calculation of diluted earnings per share also assumes the conversion of National Welders’ preferred stock to Airgas common stock.
      The table below presents the computation of basic and diluted earnings per share for the three months ended June 30, 2006 and 2005:

	Three Months Ended
	June 30,

(In thousands, except per share amounts)	2006	2005

Basic Earnings per Share Computation
Numerator
Income from continuing operations	$38,652	$29,467
Income from discontinued operations	—	180

Net earnings	$38,652	$29,647

Denominator
Basic shares outstanding	77,557	76,252

Basic earnings per share from continuing operations	$0.50	$0.39
Basic earnings per share from discontinued operations	—	—

Basic net earnings per share	$0.50	$0.39

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	EARNINGS PER SHARE - (Continued)

	Three Months Ended
	June 30,

(In thousands, except per share amounts)	2006	2005

Diluted Earnings per Share Computation
Numerator
Income from continuing operations	$38,652	$29,467
Plus: Preferred stock dividends(1)(2)	711	—
Plus: Income taxes on earnings of National Welders(3)	214	—

Income from continuing operations assuming preferred stock conversion in 2006	39,577	29,467
Income from discontinued operations	—	180

Net earnings assuming preferred stock conversion in 2006	$39,577	$29,647

Denominator
Basic shares outstanding	77,557	76,252

Incremental shares from assumed conversions
Stock options and options under the Employee Stock Purchase plan	2,552	1,699
Preferred stock of National Welders(1)	2,327	—

Diluted shares outstanding	82,436	77,951

Diluted earnings per share from continuing operations	$0.48	$0.38
Diluted earnings per share from discontinued operations	—	—

Diluted net earnings per share	$0.48	$0.38

(1)	Pursuant to a joint venture agreement between the Company and the holders of the preferred stock of National Welders, until June 2009, the preferred shareholders have the option to exchange their 3.2 million preferred shares of National Welders either for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.3 million shares of Airgas common stock. If Airgas common stock has a market value of $24.45 per share, the stock and cash redemption options are equivalent. Since the average market price of Airgas common stock for the three months ended June 30, 2006 was in excess of $24.45 per share, conversion of the preferred stock was assumed. The conversion of the preferred stock was not assumed in the three months ended June 30, 2005 because the average price of Airgas common stock was less than $24.45 per share.

(2)	If the preferred stockholders of National Welders convert their preferred stock to Airgas common stock, the 5% preferred stock dividend, recognized as “Minority interest in earnings of consolidated affiliate,” would no longer be paid to the preferred stockholders, resulting in additional net earnings for Airgas.

(3)	The earnings of National Welders for tax purposes are treated as a deemed dividend to Airgas, net of an 80% dividend exclusion. Upon the assumed conversion of National Welders preferred stock to Airgas common stock, National Welders would become a wholly owned subsidiary of Airgas. As a wholly owned subsidiary, the net earnings of National Welders would not be subject to additional tax at the Airgas level.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)	TRADE RECEIVABLES SECURITIZATION
      The Company participates in a securitization agreement with two commercial banks to sell up to $250 million of qualifying trade receivables. The agreement will expire in May 2009, but may be renewed subject to renewal provisions contained in the agreement. During the three months ended June 30, 2006, the Company sold, net of its retained interest, $598 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $608 million in collections on those receivables. The amount of outstanding receivables under the agreement was $234 million at June 30, 2006 and $244 million at March 31, 2006.
      The transaction has been accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value. Subordinated retained interests of approximately $70 million and $63 million are included in “Trade receivables” in the accompanying Consolidated Balance Sheets at June 30, 2006 and March 31, 2006, respectively. The Company’s retained interest is generally collected within 60 days. On a monthly basis, management measures the fair value of the retained interest at management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with a servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections.

(6)	INVENTORIES, NET
      Inventories, net, consist of:

	June 30,	March 31,
(In thousands)	2006	2006

Hardgoods	$208,822	$202,894
Gases	25,781	26,629

	$234,603	$229,523

      Net inventories determined by the LIFO inventory method totaled $36 million at June 30, 2006 and $37 million at March 31, 2006. If the FIFO inventory method had been used for these inventories, the carrying value would have been approximately $6 million higher at both June 30, 2006 and March 31, 2006. Substantially all of the inventories are finished goods.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
      Accrued expenses and other current liabilities include:

	June 30,	March 31,
(In thousands)	2006	2006

Accrued payroll and employee benefits	$43,319	$57,555
Business insurance reserves	22,936	20,930
Health insurance reserves	10,254	9,734
Accrued interest expense	13,825	14,910
Taxes other than income taxes	16,834	13,590
Cash overdraft	47,183	40,155
Other accrued expenses and current liabilities	44,133	43,127

	$198,484	$200,001

(8)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
      The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes.
      At June 30, 2006, the Company had six fixed interest rate swap agreements with a notional amount of $150 million. Two of the swaps effectively convert $50 million of variable interest rate debt associated with the Company’s credit facilities to fixed rate debt. The remaining four swaps hedge $100 million of variable cash flow associated with the sale of trade receivables under the Company’s trade receivable securitization. At June 30, 2006, these swap agreements required the Company to make fixed interest payments based on a weighted average effective rate of 4.98% and receive variable interest payments from its counterparties based on a weighted average variable rate of 5.08%. The remaining terms of each of these swap agreements are between 2 and 3 years.
      National Welders entered into a swap agreement with a major financial institution with a notional principal amount of $27 million. The swap agreement is for 3 years and requires National Welders to make fixed interest payments of 5.36% and receive variable interest payments from its counterparty based on one month LIBOR, which was 5.27% at June 30, 2006.
      During the three months ended June 30, 2006, the Company and National Welders recorded a net increase in the fair value of the fixed interest rate swap agreements and a corresponding increase to “Accumulated Other Comprehensive Income” of approximately $473k. Including the effect of the interest rate swap agreements and the trade receivables securitization, the Company’s ratio of fixed to variable interest rates was approximately 65% fixed to 35% variable at June 30, 2006.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)	GOODWILL AND OTHER INTANGIBLE ASSETS
      The valuations of goodwill and other intangible assets of recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the net carrying amount of goodwill for the three months ended June 30, 2006 were as follows:

		All Other
	Distribution	Operations
(In thousands)	Segment	Segment	Total

Balance at March 31, 2006	$402,582	$163,492	$566,074
Acquisitions	1,875	2,158	4,033
Other adjustments	727	(209)	518

Balance at June 30, 2006	$405,184	$165,441	$570,625

      Other intangible assets amounted to $27.7 million and $26.2 million (net of accumulated amortization of $45.4 million and $43.8 million) at June 30, 2006 and March 31, 2006, respectively. These intangible assets primarily consist of acquired customer lists amortized over 7 to 11 years and non-compete agreements entered into in connection with business combinations amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Intangible assets also include a trade name with an indefinite useful life valued at $1 million acquired in the BOC acquisition. Estimated remaining fiscal year amortization expense in millions is as follows: remainder of 2007 — $4.7 million; 2008 — $4.2 million; 2009 — $3.6 million; 2010 — $3.3 million; 2011 — $3.0 million; and $7.9 million thereafter.

(10)	MINORITY STOCKHOLDER NOTE PREPAYMENT
      In June 2005, National Welders entered into an agreement with its preferred stockholders under which the preferred stockholders prepaid their $21 million note receivable owed to National Welders. National Welders used the proceeds from the prepayment of the preferred stockholders’ note to repay its $21 million Term Loan B, which had been collateralized by the preferred stockholders’ note.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11)	STOCKHOLDERS’ EQUITY
      Changes in stockholders’ equity were as follows:

	Shares of
	Common
	Stock $0.01	Treasury
(In thousands of shares)	Par Value	Stock

Balance — March 31, 2006	78,569	1,292
Common stock issuance(a)	391	—

Balance — June 30, 2006	78,960	1,292

				Accumulated
				Other
		Capital in		Comprehensive
	Common	Excess of	Retained	Income	Treasury	Comprehensive
(In thousands)	Stock	Par Value	Earnings	(Loss)	Stock	Income

Balance — March 31, 2006	$786	$289,598	$665,158	$4,751	$(13,134)

Net earnings			38,652			38,652
Common stock issuance(a)	4	7,617
Foreign currency translation adjustment				1,258		1,258
Dividends paid on common stock ($0.07 per share)			(5,433)
Stock-based compensation(b)		2,752
Net change in fair value of interest rate swap agreements				473		473
Net tax expense of comprehensive income items				(165)		(165)

Balance — June 30, 2006	$790	$299,967	$698,377	$6,317	$(13,134)	$40,218

(a)	Issuance of common stock for purchases through the Employee Stock Purchase Plan and employee stock options exercises.

(b)	In accordance with the adoption of SFAS 123R, the Company recognized compensation expense with a corresponding amount recorded to Capital in Excess of Par Value.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)	STOCK-BASED COMPENSATION
      The Company adopted SFAS 123R effective April 1, 2006 using the modified prospective method. Under the modified prospective method, stock-based compensation recognized since the date of adoption includes: (a) any share-based payments granted subsequent to the date of adoption; and (b) any portion of share-based payments granted prior to the date of adoption that vests subsequent to the date of adoption. Prior periods have not been restated.
      The Company recorded stock-based compensation in the three months ended June 30, 2006 of $2.7 million ($2 million after tax), or $0.02 per diluted share. The pre-tax compensation expense was included in Selling, Distribution and Administrative expenses in the Consolidated Statement of Earnings. The stock-based compensation expense related to stock options and options to purchase common stock under the Employee Stock Purchase Plan.
Prior Period Pro Forma Earnings
      The following table presents the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R in the prior year period:

Three Months Ended
(In thousands, except per share amounts)	June 30, 2005

Net earnings, as reported	$29,647
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,138)

Pro forma net earnings	$27,509

Earnings per share:
Basic — as reported	$0.39
Basic — pro forma	$0.36

Diluted — as reported	$0.38
Diluted — pro forma	$0.35
Stock Option Plans
      The Company’s 1997 Stock Option Plan (the “Employee Plan”) provides for the granting of stock options to key employees. Stock options granted under the Employee Plan are granted with an exercise price equal to the closing market price on the date of grant and vest 25% annually on the anniversary of the grant date. Stock options granted prior to April 1, 2006 under the Employee Plan have a maximum term of ten years, while stock options granted subsequent to April 1, 2006 have a maximum term of eight years. Stock options under the Employee Plan are generally granted in May of each year. A total of 927 thousand options were granted during the three months ended June 30, 2006. A total of 11.2 million shares of common stock are reserved for issuance under the Employee Plan upon the exercise of stock options and the issuance of restricted stock, of which 1.1 million remained available at June 30, 2006.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)	STOCK-BASED COMPENSATION - (Continued)
      The Company’s 1997 Directors’ Stock Option Plan (the “Directors’ Plan”) provides for the granting of stock options to non-employee directors of the Company. Stock options granted under the Directors’ Plan vest on the date of grant. Stock options granted prior to April 1, 2006 under the Directors’ Plan have a maximum term of ten years, while stock options to be granted subsequent to April 1, 2006 will have a maximum term of eight years. No stock options were granted under the Directors’ Plan in the three months ended June 30, 2006. A total of 800 thousand shares of common stock are reserved for issuance under the Directors’ Plan upon the exercise of stock options, of which 222 thousand remained available at June 30, 2006.
      The Company either issues new shares of its common stock to satisfy stock option exercises or issues shares from treasury stock. During the three months ended June 30, 2006, all of the stock option exercises were satisfied with the issuance of new shares of Company common stock.
2006 Equity Incentive Plan
      The Company is seeking approval from its stockholders of the 2006 Equity Incentive Plan (the “Equity Plan”) at the 2006 Annual Meeting of Stockholders. If approved, the Equity Plan shall succeed both the Company’s existing Employee Plan and Directors’ Plan. Outstanding stock options and stock options available for grant under the existing stock option plans will be incorporated into the Equity Plan. Future grants of stock options to employees and directors will then be issued from the Equity Plan. In addition, the number of shares of common stock reserved for issuance under the Equity Plan will be increased by 3.2 million shares.
Fair Value
      The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options under SFAS 123R, which is consistent with that used for pro forma disclosures in prior periods. The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2006 and 2005 was $13.74 and $9.34, respectively. In the three months ended June 30, 2006, the Company recognized stock-based compensation expense associated with stock options of approximately $1.9 million. The following assumptions were used by the Company in valuing the stock option grants issued in the periods presented:

	Three Months Ended
	June 30,

	2006	2005

Expected volatility	36.2%	35.3%
Expected dividend yield	0.80%	0.83%
Expected term	5.43 years	6.40 years
Risk-free interest rate	5.0%	3.9%
      The expected volatility was determined based on anticipated changes in the underlying stock price over the expected term using a weighting of historical and implied volatility. The expected dividend yield was based on the Company’s history and expectation of future dividend payouts. The expected term represents the period of time that the options are expected to be outstanding prior to exercise or forfeiture. The expected term was determined based on historical exercise patterns. The risk-free interest rate was based on U.S. Treasury rates in effect at the time of grant commensurate with the expected term.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)	STOCK-BASED COMPENSATION - (Continued)
Summary of Stock Option Activity
Employee Plan
      The following table summarizes the activity of the Employee Plan during the three months ended June 30, 2006:

	Number of		Weighted-Average	Aggregate
	Stock Options	Weighted-Average	Remaining Contractual	Intrinsic Value
	(In thousands)	Exercise Price	Term (Years)	(In thousands)

Outstanding at March 31, 2006	6,472	$16.43
Granted	927	$36.17
Exercised	(248)	$19.45
Forfeited	(28)	$22.05

Outstanding at June 30, 2006	7,123	$18.87	5.95	$130,921

Exercisable at June 30, 2006	4,728	$14.42	5.66	$107,940

      The aggregate intrinsic value represents the difference between the Company’s closing stock price on June 30, 2006 of $37.25 and the weighted-average exercise price multiplied by the number of stock options outstanding as of that date. The total intrinsic value of stock options exercised during the three months ended June 30, 2006 was $4.5 million.
      As of June 30, 2006, $24.7 million of total unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted-average period of 3 years.

Directors’ Plan
      The following table summarizes the activity of the Directors’ Plan during the three months ended June 30, 2006:

	Number of		Weighted-Average	Aggregate
	Stock Options	Weighted-Average	Remaining Contractual	Intrinsic Value
	(In thousands)	Exercise Price	Term (Years)	(In thousands)

Outstanding at March 31, 2006	522	$15.58
Granted	—	$—
Exercised	(13)	$19.16
Forfeited	—	$—

Outstanding at June 30, 2006	509	$15.49	5.52	$11,076

Exercisable at June 30, 2006	509	$15.49	5.52	$11,076

      The total intrinsic value of stock options exercised during the three months ended June 30, 2006 was $205 thousand.
      Since the stock options granted under the Directors’ Plan vest immediately upon grant, there were no non-vested stock options and no unrecognized compensation expense at June 30, 2006.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)	STOCK-BASED COMPENSATION - (Continued)
Employee Stock Purchase Plan
      The Company has an Employee Stock Purchase Plan (the “ESPP”) to encourage and assist employees in acquiring an equity interest in the Company. The ESPP is authorized to issue up to 1.5 million shares of Company common stock, of which 106 thousand was available for issuance at June 30, 2006. Based on the limited number of shares remaining under the ESPP, the Company is seeking approval from its stockholders at the 2006 Annual Meeting of Stockholders for an amended and restated ESPP. If the amended and restated ESPP is approved, the ESPP will be authorized to issue up to 3.5 million shares of Company common stock.
      Under the terms of the ESPP, eligible employees may elect to have up to 15% of their annual gross earnings withheld to purchase common stock at 85% of the market value. Employee purchases are limited in any calendar year to an aggregate market value of $25,000. Market value under the ESPP is defined as either the closing share price on the New York Stock Exchange as of an employee’s enrollment date or the closing price on the first business day of a fiscal quarter when the shares are purchased, whichever is lower. An employee may lock-in a purchase price for up to 12 months. The ESPP effectively resets at the beginning of each fiscal year at which time employees are re-enrolled in the plan and a new 12-month purchase price is established. The ESPP is designed to comply with the requirements of Sections 421 and 423 of the Internal Revenue Code. During the three months ended June 30, 2006 and 2005, the Company granted 94 thousand and 533 thousand options to purchase common stock under the ESPP, respectively. Should the stockholders approve the amended and restated ESPP, employees will receive a new enrollment date and a new purchase price.
      Compensation expense under SFAS 123 is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of options granted under the ESPP was $8.36 and $5.57 for the three months ended June 30, 2006 and 2005, respectively. In the three months ended June 30, 2006, the Company recognized stock-based compensation expense associated with the ESPP of $785 thousand. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model. The following assumptions were used by the Company in valuing the employees’ option to purchase shares of common stock under the ESPP:

	Three Months Ended
	June 30,

	2006	2005

Expected volatility	29.7%	27.1%
Expected dividend yield	0.59%	0.90%
Expected term	3 months	3 to 12 months
Risk-free interest rate	4.6%	3.1%

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)	STOCK-BASED COMPENSATION - (Continued)
      The following table summarizes the activity of the ESPP during the three months ended June 30, 2006:

	Number of		Aggregate
(In thousands)	Purchase Options	Exercise Price	Intrinsic Value

Outstanding at March 31, 2006	138	$20.14
Granted	94	$32.17
Exercised	(138)	$20.14
Forfeited	—	$—

Outstanding at June 30, 2006	94	$32.17	$478

(13)	COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES
Litigation
      The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14)	SUMMARY BY BUSINESS SEGMENT
      As disclosed in Note (1) Basis of Presentation and Note (3) Acquisition and Divestiture, the Company sold its subsidiary Rutland Tool, which was previously reported in the Distribution segment in December 2005. For the three months ended June 30, 2005, the operating results of Rutland Tool have been reclassified in the Consolidating Statement of Earnings as discontinued operations. Information related to the Company’s continuing operations by business segment for the three months ended June 30, 2006 and 2005 is as follows:

	Three Months				Three Months
	Ended June 30, 2006				Ended June 30, 2005

		All Other				All Other
(In thousands)	Dist.	Ops.	Elim	Combined	Dist.	Ops.	Elim	Combined

Gas and rent	$332,004	$117,183	$(14,486)	$434,701	$299,857	$92,680	$(13,617)	$378,920
Hardgoods	317,249	22,602	(1,516)	338,335	281,661	18,811	(1,267)	299,205

Total net sales	649,253	139,785	(16,002)	773,036	581,518	111,491	(14,884)	678,125
Cost of products sold, excluding deprec. expense	331,595	67,626	(16,002)	383,219	296,958	52,789	(14,884)	334,863
Selling, distribution and administrative expenses	229,883	46,094	—	275,977	212,084	37,765	—	249,849
Depreciation expense	25,825	7,337	—	33,162	22,813	6,297	—	29,110
Amortization expense	1,309	463	—	1,772	1,161	138	—	1,299

Operating income	60,641	18,265	—	78,906	48,502	14,502	—	63,004

(15)	SUPPLEMENTAL CASH FLOW INFORMATION
      Cash paid for interest and income taxes was as follows:

	Three Months Ended
	June 30,

(In thousands)	2006	2005

Interest paid	$15,687	$15,910
Discount on securitization	3,289	1,801
Income taxes (net of refunds)	2,790	51

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15)	SUPPLEMENTAL CASH FLOW INFORMATION - (Continued)
      Cash flows, in excess of a management fee, associated with the Company’s consolidated affiliate, National Welders, are not available for the general use of the Company. Rather these cash flows are used by National Welders for operations, capital expenditures, acquisitions, and to satisfy financial obligations, which are non-recourse to the Company. The following reflects the sources and uses of cash associated with National Welders for each period presented:

	Three Months
	Ended June 30,

(In thousands)	2006	2005

Net cash provided by operating activities	$7,601	$3,638
Net cash used in investing activities	(2,722)	(3,880)
Net cash provided by (used in) financing activities	(4,434)	273

Change in cash	445	31

Management fee paid to the Company, which is eliminated in consolidation	331	298

(16)	SUBSEQUENT EVENTS
Debt Refinancing
      Effective July 25, 2006, the Company amended and restated its senior credit facility with a syndicate of lenders dated January 15, 2005, (the “2005 Agreement”), which would have matured on January 14, 2010 and permitted the Company to borrow up to $430 million. The new $1.6 billion unsecured senior credit facility (the “Credit Agreement”) consists of a US$966 million and a C$40 million (US$34 million) revolving credit lines and two deferred draw term loans totaling $600 million. The Company intends to use borrowings under the revolving credit lines for working capital, acquisitions and general corporate purposes. A $100 million term loan may only be used to refinance the Company’s 7.75% medium-term notes due on September 15, 2006. A $500 million term loan may only be used to finance certain contemplated acquisitions. If the contemplated acquisitions are not completed, the outstanding commitment for the unused portion of the $500 million term loan will expire in May 2007. The revolving credit line matures on July 25, 2011. The term loans will be payable in periodic installments from the dates they are executed through July 25, 2011. The Company’s initial borrowings under the Credit Agreement totaled $191 million. The current interest rate on borrowings under the Credit Agreement is LIBOR plus 75 basis points, which is down from LIBOR plus 95 basis points under the 2005 Agreement. The interest rate under the Credit Agreement may increase or decrease based on the Company’s credit rating.
      The covenants under the Credit Agreement are generally similar to those in the 2005 Agreement and include certain leverage ratios, which could potentially restrict additional borrowings. Additional borrowing capacity under the Credit Agreement consists of the $100 million term loan restricted to refinancing the Company’s medium term notes, the $500 million term loan restricted to financing certain contemplated acquisitions, and the US and Canadian revolving credit lines limited by certain leverage ratios to approximately $550 million of additional borrowing capacity. The Credit Agreement also contains customary events of default, including nonpayment and breach of covenants. In the event of default, repayment of borrowings under the Credit Agreement may be accelerated.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(16)	SUBSEQUENT EVENTS - (Continued)
      Subsidiary guarantees under the Credit Agreement are identical to the guarantees under the 2005 Credit Agreement. The Company’s domestic subsidiaries, exclusive of a bankruptcy remote special purpose entity (the “domestic guarantors”), guarantee the U.S. and Canadian borrowings. The Canadian borrowings are also guaranteed by the Company’s foreign subsidiaries. The guarantees are full and unconditional and are made on a joint and several basis. The Company has pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Agreement. The Credit Agreement provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and a similar release on all other debt.
Acquisition Agreement
     On August 7, 2006, the Company announced that it reached an agreement to acquire the assets and operations of Aeriform Corporation. Aeriform Corporation is an independent distributor of packaged gases and related hardgoods products with 29 locations along the Gulf Coast and Mid South regions of the United States. The operations to be acquired have about 240 employees and generate annual sales of approximately $65 million. The transaction is expected to close by September 1, 2006, subject to due diligence, customary closing conditions, and regulatory approvals.

(17)	SUPPLEMENTARY CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS
      The obligations of the Company under its senior subordinated notes (“the Notes”) are guaranteed by the Company’s domestic subsidiaries (the “Guarantors”). The guarantees are made fully and unconditionally on a joint and several basis. The Company’s consolidated affiliate, foreign holdings and bankruptcy remote special purpose entity (the “Non-guarantors”) are not guarantors of the Notes. The claims of the creditors of the Non-guarantors have priority over the rights of the Company to receive dividends or distributions from the Non-guarantors.
      Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of June 30, 2006 and March 31, 2006 and for the three months ended June 30, 2006 and 2005. As disclosed in Note (3) Acquisition and Divestiture, the Company sold its subsidiary Rutland Tool in December 2005. Accordingly, the operating results of Rutland Tool, which was a guarantor of the Company’s senior subordinated notes, have been reclassified in the Consolidating Statements of Earnings as discontinued operations for the three months ended June 30, 2005.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet
June 30, 2006

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

ASSETS
Current Assets
Cash	$—	$27,059	$6,059	$—	$33,118
Trade receivables, net	—	8,294	151,402	—	159,696
Intercompany receivable/(payable)	—	(5,247)	5,247	—	—
Inventories, net	—	214,830	19,773	—	234,603
Deferred income tax asset, net	21,678	3,781	(1,048)	—	24,411
Prepaid expenses and other current assets	5,478	19,911	3,736	—	29,125

Total current assets	27,156	268,628	185,169	—	480,953

Plant and equipment, net	17,326	1,222,286	188,725	—	1,428,337
Goodwill	—	491,482	79,143	—	570,625
Other intangible assets, net	—	24,392	3,329	—	27,721
Investments in subsidiaries	1,992,404	—	—	(1,992,404)	—
Intercompany receivable/(payable)	(273,401)	181,753	91,648	—	—
Other non-current assets	12,990	8,312	3,102	—	24,404

Total assets	$1,776,475	$2,196,853	$551,116	$(1,992,404)	$2,532,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$1,461	$108,071	$19,137	$—	$128,669
Accrued expenses and other current liabilities	79,464	95,355	23,665	—	198,484
Current portion of long-term debt	100,376	544	5,090	—	106,010

Total current liabilities	181,301	203,970	47,892	—	433,163

Long-term debt, excluding current portion	593,075	2,312	80,438	—	675,825
Deferred income tax liability, net	6,648	287,678	43,824	—	338,150
Other non-current liabilities	3,134	27,304	4,956	—	35,394
Minority interest in affiliate	—	—	57,191	—	57,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	790	—	—	—	790
Capital in excess of par value	299,967	892,569	71,954	(964,523)	299,967
Retained earnings	698,377	782,161	240,963	(1,023,124)	698,377
Accumulated other comprehensive income	6,317	859	4,268	(5,127)	6,317
Treasury stock	(13,134)	—	(370)	370	(13,134)

Total stockholders’ equity	992,317	1,675,589	316,815	(1,992,404)	992,317

Total liabilities and stockholders’ equity	$1,776,475	$2,196,853	$551,116	$(1,992,404)	$2,532,040

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet
March 31, 2006

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

ASSETS
Current Assets
Cash	$—	$30,061	$4,924	$—	$34,985
Trade receivables, net	—	7,149	125,096	—	132,245
Intercompany receivable/(payable)	—	(4,113)	4,113	—	—
Inventories, net	—	211,319	18,204	—	229,523
Deferred income tax asset, net	21,988	9,239	(1,086)	—	30,141
Prepaid expenses and other current assets	7,289	20,713	3,620	—	31,622

Total current assets	29,277	274,368	154,871	—	458,516

Plant and equipment, net	18,285	1,194,523	185,949	—	1,398,757
Goodwill	—	488,317	77,757	—	566,074
Other intangible assets, net	—	22,362	3,886	—	26,248
Investments in subsidiaries	1,940,670	—	—	(1,940,670)	—
Intercompany receivable/(payable)	(257,995)	148,123	109,872	—	—
Other non-current assets	15,491	6,394	2,932	—	24,817

Total assets	$1,745,728	$2,134,087	$535,267	$(1,940,670)	$2,474,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$3,057	$122,078	$18,617	$—	$143,752
Accrued expenses and other current liabilities	112,396	66,241	21,364	—	200,001
Current portion of long-term debt	125,751	561	5,589	—	131,901

Total current liabilities	241,204	188,880	45,570	—	475,654

Long-term debt, excluding current portion	549,382	2,450	83,894	—	635,726
Deferred income tax liability, net	4,372	280,404	43,042	—	327,818
Other non-current liabilities	3,611	25,242	2,011	—	30,864
Minority interest in affiliate	—	—	57,191	—	57,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	786	—	—	—	786
Capital in excess of par value	289,598	894,898	71,955	(966,853)	289,598
Retained earnings	665,158	741,623	228,662	(970,285)	665,158
Accumulated other comprehensive income	4,751	590	3,312	(3,902)	4,751
Treasury stock	(13,134)	—	(370)	370	(13,134)

Total stockholders’ equity	947,159	1,637,111	303,559	(1,940,670)	947,159

Total liabilities and stockholders’ equity	$1,745,728	$2,134,087	$535,267	$(1,940,670)	$2,474,412

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Statement of Earnings
Three Months Ended
June 30, 2006

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net Sales	$—	$708,570	$64,466	$—	$773,036
Costs and Expenses
Costs of products sold (excluding depreciation)	—	355,660	27,559	—	383,219
Selling, distribution and administrative expenses	841	247,715	27,421	—	275,977
Depreciation	1,815	26,893	4,454	—	33,162
Amortization	—	1,593	179	—	1,772

Operating Income (Loss)	(2,656)	76,709	4,853	—	78,906

Interest (expense) income, net	(18,747)	6,170	(1,099)	—	(13,676)
(Discount) gain on securitization of trade receivables	—	(20,923)	17,587	—	(3,336)
Other income (expense), net	(91)	251	53	—	213

Earnings (loss) before income taxes and minority interest	(21,494)	62,207	21,394	—	62,107

Income tax benefit (expense)	7,308	(21,669)	(8,383)	—	(22,744)
Minority interest in earnings of consolidated affiliate	—	—	(711)	—	(711)
Equity in earnings of subsidiaries	52,838	—	—	(52,838)	—

Net Earnings	$38,652	$40,538	$12,300	$(52,838)	$38,652

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Statement of Earnings
Three Months Ended
June 30, 2005

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net Sales	$—	$624,879	$53,246	$—	$678,125
Costs and Expenses
Costs of products sold (excluding depreciation)	—	311,954	22,909	—	334,863
Selling, distribution and administrative expenses	7,494	218,242	24,113	—	249,849
Depreciation	1,973	23,293	3,844	—	29,110
Amortization	—	1,278	21	—	1,299

Operating Income (Loss)	(9,467)	70,112	2,359	—	63,004

Interest (expense) income, net	(17,936)	5,642	(1,650)	—	(13,944)
(Discount) gain on securitization of trade receivables	—	(18,077)	16,229	—	(1,848)
Other income (expense), net	4,717	(4,629)	824	—	912

Earnings (loss) before income taxes and minority interest	(22,686)	53,048	17,762	—	48,124

Income tax benefit (expense)	7,940	(19,408)	(6,667)	—	(18,135)
Minority interest in earnings of consolidated affiliate	—	—	(522)	—	(522)
Equity in earnings of subsidiaries	44,393	—	—	(44,393)	—
Income(loss) from discontinued operations, net of tax	—	180	—	—	180

Net Earnings	$29,647	$33,820	$10,573	$(44,393)	$29,647

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Three Months Ended
June 30, 2006

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash provided by (used in) operating activities	$(46,490)	$95,479	$(5,985)	$—	$43,004

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(947)	(54,883)	(6,874)	—	(62,704)
Proceeds from sale of plant and equipment	—	877	386	—	1,263
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	—	(5,234)	1,420	—	(3,814)
Other, net	1,566	5	(1,079)	—	492

Net cash provided by (used in) investing activities	619	(59,235)	(6,147)	—	(64,763)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	149,467	2,363	14,389	—	166,219
Repayment of debt	(131,149)	(2,518)	(18,343)	—	(152,010)
Minority interest	—	—	(711)	—	(711)
Exercise of stock options	4,799	—	—	—	4,799
Dividends paid to stockholders	(5,433)	—	—	—	(5,433)
Cash overdraft	7,231	—	(203)	—	7,028
Inter-company	20,956	(39,091)	18,135	—	—

Net cash provided by (used in) financing activities	45,871	(39,246)	13,267	—	19,892

CHANGE IN CASH	$—	$(3,002)	$1,135	$—	$(1,867)
Cash — Beginning of year	—	30,061	4,924	—	34,985

Cash — End of year	$—	$27,059	$6,059	$—	$33,118

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Three Months Ended
June 30, 2005

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash provided by (used in) operating activities	$(5,777)	$42,261	$40,015	$—	$76,499

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(824)	(39,590)	(6,851)	—	(47,265)
Proceeds from sale of plant and equipment	—	590	145	—	735
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	—	(72,707)	(143)	—	(72,850)
Other, net	(60)	(57)	515	—	398

Net cash provided by (used in) investing activities	(884)	(111,764)	(6,334)	—	(118,982)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	169,981	2,069	14,958	—	187,008
Repayment of debt	(138,635)	(2,136)	(35,754)	—	(176,525)
Minority interest	—	—	(522)	—	(522)
Minority stockholder note prepaymnet	—	—	21,000	—	21,000
Exercise of stock options	5,387	—	—	—	5,387
Dividends paid to stockholders	(4,631)	—	—	—	(4,631)
Cash overdraft	13,425	—	—	—	13,425
Inter-company	(38,866)	72,217	(33,351)	—	—

Net cash provided by (used in) financing activities	6,661	72,150	(33,669)	—	45,142

CHANGE IN CASH	$—	$2,647	$12	$—	$2,659
Cash — Beginning of year	—	29,340	3,300	—	32,640

Cash — End of year	$—	$31,987	$3,312	$—	$35,299

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
      Airgas, Inc. (the “Company”) had net sales for the quarter ended June 30, 2006 (“current quarter”) of $773 million compared to $678 million for the quarter ended June 30, 2005 (“prior year quarter”). Net sales increased by 14% in the current quarter driven by continued strong same-store sales growth and the impact of current and prior year acquisitions. Same-store sales growth of 9% was driven by continued momentum in the Company’s markets, with sales volume increasing approximately 6% and pricing contributing approximately 3%. Broad customer demand in the current quarter was generated from industrial, energy, non-residential construction, and medical markets. Accordingly, sales of core industrial gases and strategic products, including bulk and medical gases and safety products, were strong contributors to overall Company performance in the current quarter. Operating margins also increased in the current quarter to 10.2% from 9.3% of sales in the prior year quarter. The significant margin improvement was driven by continued operating profit leverage on sales growth, the completion of the BOC integration, and effective management of costs and pricing. Net earnings for the quarter ended June 30, 2006 were $0.48 per diluted share, which was 26% higher than $0.38 per diluted share in the prior year quarter.
      Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS 123R”) using the modified prospective method. The new standard requires the Company to estimate the value of stock options issued to employees, including options to purchase shares under its Employee Stock Purchase Plan, and recognize the estimated cost in earnings over the period in which the options vest. Prior to the adoption of SFAS 123R, the Company used the intrinsic value method outlined in Accounting Principles Board Opinion No. 25 to account for stock-based compensation. For the three months ended June 30, 2006, the Company recognized stock-based compensation expense of $2.7 million ($2 million after tax), or $0.02 per diluted share. Since the Company adopted SFAS 123R prospectively, no stock-based compensation expense was reflected in earnings prior to April 1, 2006.
      The effective tax rate for the three months ended June 30, 2006 was 36.6% as compared to 37.7% for the prior year quarter. The current quarter’s effective tax rate reflects a one-time $1.8 million, or $0.02 per diluted share, tax benefit. The tax benefit was associated with a recent change in state income tax law and reflects the reduction of deferred tax liabilities previously established for timing differences under the prior state income tax law. The Company expects the overall effective tax rate for fiscal 2007, including the one-time tax benefit, to range from 38% to 39% of pre-tax earnings.
      In December 2005, the Company divested its subsidiary, Rutland Tool & Supply Co., Inc. (“Rutland Tool”). Rutland Tool distributed metalworking tools, machine tools and maintenance, repair and operating (“MRO”) supplies from seven locations and had approximately 180 employees. As a result of the divestiture, the Company classified the operating results of Rutland Tool as “discontinued operations” in the three months ended June 30, 2005. Rutland Tool generated annual sales of approximately $50 million and an insignificant amount of operating income. The operating results of Rutland Tool were previously reflected in the Distribution business segment.
      On July 25, 2006, the Company announced that it amended and restated its senior credit facility with a syndicate of lenders. The $1.6 billion senior unsecured credit facility (the “Credit Agreement”), effective July 25, 2006, consists of a US$966 million and C$40 million (US$34 million) revolving credit line and two deferred draw term loans totaling $600 million. The Company intends to use borrowings under the revolving credit line for working capital, acquisitions and general corporate purposes. The Company intends to draw on the $100 million term loan to refinance the Company’s 7.75% medium-term notes due on September 15, 2006. The Company intends to use borrowings of up to $500 million from the second term loan to finance certain contemplated acquisitions. If the contemplated acquisitions are not completed, the outstanding commitment for the unused portion of the second term loan will expire no later than May 2007.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      As a result of certain acquisitions being contemplated, the Company suspended the three-year share repurchase plan that it initiated in November 2005. The Company will focus on using its cash flow to pay down debt, grow its dividend, and continue investing in growth opportunities, including future acquisitions. No shares of Company common stock were repurchased during the three months ended June 30, 2006.
      Looking forward, the Company expects net earnings to range from $0.45 to $0.47 per diluted share in its fiscal second quarter ending September 30, 2006. Based on the Company’s expectation of strong financial results for fiscal 2007, the Company increased its earnings guidance to $1.85 to $1.92 per diluted share for the full 2007 fiscal year.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005
STATEMENT OF EARNINGS COMMENTARY
Net Sales
      Net sales increased 14% in the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005 reflecting strong same-store sales growth and acquisitions. Sales momentum continued in the current quarter driven by the expanding industrial economy and strategic sales initiatives. On a same-store basis, sales increased 9% versus the prior year quarter. Acquisitions completed during the current and prior fiscal years also contributed to sales growth.
      The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro-forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. These pro-forma adjustments used in calculating the same-store sales metric are not reflected in the table below. The intercompany eliminations represent sales from the All Other Operations segment to the Distribution segment.

	Three Months Ended
	June 30,

(In thousands)	2006	2005	Increase

Net Sales
Distribution	$649,253	$581,518	$67,735	12%
All Other Operations	139,785	111,491	28,294	25%
Intercompany eliminations	(16,002)	(14,884)	(1,118)

	$773,036	$678,125	$94,911	14%

      The Distribution segment’s principal products include industrial, medical and specialty gases; cylinder and equipment rental; process chemicals; and hardgoods. Industrial, medical and specialty gases and process chemicals are distributed in cylinders and bulk containers. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk and micro-bulk tanks, tube trailers and welding equipment. Hardgoods consist of welding consumables and equipment, safety products, and MRO supplies.
      Distribution segment sales increased 12% during the current quarter compared to the prior year quarter driven by same-store sales growth of $55 million (9%) and incremental sales contributed by acquisitions of $13 million. The increase in Distribution same-store sales resulted from higher hardgoods sales of $30 million (10%) and gas and rent sales growth of $25 million (8%). Broad demand from industrial, energy and non-residential construction sectors helped the Company’s core gas and welding hardgoods business. Hardgoods same-store sales growth reflected continued robust volume gains. Price increases of selected hardgoods products also contributed to same-store sales growth. Radnor® private label products continued to outperform the market with sales growth of 14%. Same-store sales of safety products also increased 14% in the current quarter reflecting the success of cross-selling safety products to new and existing customers. Sales of safety products through the Company’s telemarketing operations (telesales) also contributed to sales momentum.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The Distribution segment’s same-store sales for gas and rent increased 8% reflecting price increases and to a lesser degree, volume growth. The impact of price increases principally reflects pricing actions implemented in the second half of fiscal 2006. Sales of industrial gases during the current quarter remained strong reflecting continued momentum in the Company’s core industrial end-markets. Sales of strategic gas products, including bulk and medical gases, were also significant contributors to sales growth in the current quarter. Bulk gas sales volumes were up related to growth in micro-bulk and the signing of new bulk customer contracts. Medical gas sales growth was attributable to continued success in the hospital sector as well as with the Walk-O2-Bouttm medical cylinder program. Rental revenues benefited from same-store sales growth of 43% related to the Company’s rental welder business. The rebuilding effort in the Gulf Coast area, power plant construction projects and the strengthening commercial construction market contributed to the increase in demand for welding machines, gases and consumables.
      The All Other Operations segment consists of the Company’s Gas Operations Division and its National Welders joint venture. The Gas Operations Division consists of producers and distributors of gas products, principally of carbon dioxide, dry ice, nitrous oxide, specialty gases, and process chemicals, including ammonia. National Welders is a producer and distributor of industrial, medical and specialty gases. All Other Operations’ sales, net of intercompany eliminations, increased $27 million (28%) compared to the prior year quarter resulting from acquisitions and same-store sales growth. Acquisitions primarily consisted of the June 2005 acquisition of the anhydrous ammonia business from LaRoche Industries, Inc. (“LaRoche”), as well as a March 2006 acquisition of a packaged gas distributor completed by National Welders. Same-store sales growth of 10% was driven by continued sales gains of National Welders and growth in the acquired ammonia business. Sales of dry ice and liquid carbon dioxide were also strong contributors to sales growth in the current quarter reflecting success in the food processing and industrial carbon dioxide markets and the Company’s nationwide network of dry ice retail locations.
Gross Profits
      Gross profits do not reflect depreciation expense and distribution costs. The Company reflects distribution costs as elements of Selling, Distribution and Administrative Expenses and recognizes depreciation on all its property, plant and equipment on the income statement line item “Depreciation.” Since some companies may report certain or all of these costs as elements of their Cost of Products Sold, the Company’s gross profits discussed below may not be comparable to those of other entities.
      Gross profits increased 14% resulting principally from sales growth and acquisitions. The gross profit margin was relatively consistent at 50.4% compared to 50.6% in the prior year quarter.

	Three Months Ended
	June 30,

(In thousands)	2006	2005	Increase

Gross Profits
Distribution	$317,658	$284,560	$33,098	12%
All Other Operations	72,159	58,702	13,457	23%

	$389,817	$343,262	$46,555	14%

      The Distribution segment’s gross profits increased $33 million (12%) compared to the prior year quarter. The Distribution segment’s gross profit margin was consistent at 48.9% in both the current and prior year quarters. The mix of gas and rent as a percentage of the Distribution segment’s sales was 51.1% as compared to 51.6% in the prior year quarter reflecting continued strength in hardgoods sales. Pricing actions taken by the Company over the past twelve months helped to mitigate the impact of rising product costs. The Company intends to continue to raise prices as necessary to offset rising product, operating and delivery costs. Accordingly, the Company announced it would raise prices on packaged and bulk gases, and other products effective June 26, 2006, or as contracts permit. The Company expects the price increases to impact the second fiscal quarter effectively offsetting rising costs.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The All Other Operations segment’s gross profits increased $13 million (23%) primarily from the addition of the anhydrous ammonia business acquired from LaRoche and strong sales at National Welders. Although the gross profit dollars for the segment increased, the gross profit margin declined 110 basis points to 51.6% from 52.7% in the prior year quarter. The decrease in the gross profit margin was primarily driven by the acquisition of the anhydrous ammonia product line, which carries a lower margin than other products in this segment.
Operating Expenses
      Selling, distribution and administrative expenses (“SD&A”) consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. As a percentage of net sales, SD&A expense decreased 110 basis points to 35.7% compared to 36.8% in the prior year quarter reflecting improved cost leverage and effective cost management. SD&A expenses increased $26 million (10%) primarily from operating costs of acquired businesses and higher variable expenses associated with the growth in sales volumes. As compared with the prior year quarter, acquisitions contributed an estimated additional $8 million to SD&A expense. The balance of the increase is primarily attributable to higher labor and benefit costs and distribution-related expenses. The increase in labor costs reflected costs to fill cylinders and operate facilities to meet increased demand for products as well as normal wage inflation. The increase in benefit costs reflected $2.7 million of stock-based compensation expense associated with the adoption of SFAS 123R effective April 1, 2006. The increase in distribution expenses was attributable to higher fuel and vehicle repair and maintenance costs, which were up approximately $3 million versus the prior year quarter. Higher fuel costs were directly related to the rise in diesel fuel prices over the past year and the increase in miles driven to source gas products and meet customer demand.
      Depreciation expense of $33 million increased $4 million (14%) compared to the prior year quarter. Acquired businesses contributed depreciation expense of approximately $1 million. The remainder of the increase primarily reflects the current and prior year’s capital investments in revenue generating assets to support customer demand, including cylinders, bulk tanks and rental welders, as well as expansions of certain plants and branch stores. Amortization expense of approximately $1.8 million was $473 thousand higher than the prior year quarter driven by the amortization of customer lists and non-compete agreements associated with acquisitions.
Operating Income
      Operating income increased 25% in the current quarter compared to the prior year quarter driven by higher sales levels. Improved cost leverage on sales growth was the primary contributor to a 90 basis point increase in the operating income margin to 10.2% compared to 9.3% in the prior year quarter.

	Three Months Ended
	June 30,

(In thousands)	2006	2005	Increase

Operating Income
Distribution	$60,641	$48,502	$12,139	25%
All Other Operations	18,265	14,502	3,763	26%

	$78,906	$63,004	$15,902	25%

      Operating income in the Distribution segment increased 25% in the current quarter. The Distribution segment’s operating income margin increased 100 basis points to 9.3% compared to 8.3% in the prior year quarter. The significant margin improvement was driven by continued operating profit leverage on sales growth, the completion of the BOC integration, and effective management of costs and pricing.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      Operating income in the All Other Operations segment increased 26% resulting primarily from the strong business momentum of National Welders as well as the anhydrous ammonia business acquired from LaRoche. The segment’s operating income margin of 13.1% was consistent with 13.0% in the prior year quarter.
Interest Expense and Discount on Securitization of Trade Receivables
      Interest expense, net, and the discount on securitization of trade receivables totaled $17 million representing an increase of 8% compared to the prior year quarter. The increase primarily resulted from higher weighted-average interest rates associated with the Company’s variable rate debt instruments.
      The Company participates in a securitization agreement with two commercial banks to sell up to $250 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $234 million at June 30, 2006 versus $244 million at March 31, 2006. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.
      As discussed in “Liquidity and Capital Resources” and in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” the Company manages its exposure to interest rate risk of certain borrowings through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements and the trade receivables securitization, the Company’s ratio of fixed to variable rate debt at June 30, 2006 was 65% fixed to 35% variable. A majority of the Company’s variable rate debt is based on a spread over the London Interbank Offered Rate (“LIBOR”). Based on the Company’s fixed to variable interest rate ratio at June 30, 2006, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $1 million.
Income Tax Expense
      The effective income tax rate was 36.6% of pre-tax earnings in current quarter compared to 37.7% in the prior year quarter. The lower effective income tax rate in the current quarter reflected a one-time tax benefit related to a recent change in state tax law. The Company expects the overall effective tax rate for fiscal 2007, including the one-time tax benefit, to range from 38% to 39% of pre-tax earnings.
Income from Continuing Operations
      Income from continuing operations for the quarter ended June 30, 2006 was $39 million, or $0.48 per diluted share, compared to $29 million, or $0.38 per diluted share, in the prior year quarter.
Income from Discontinued Operations
      As a result of the divestiture of Rutland Tool in December 2005, the operating results of Rutland Tool in prior periods have been classified as discontinued operations. For the three months ended June 30, 2005, income from discontinued operations, net of tax, was $180 thousand.
Net Earnings
      Net earnings for the quarter ended June 30, 2006 were $39 million, or $0.48 per diluted share, compared to $30 million, or $0.38 per diluted share, in the prior year quarter.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
      Net cash provided by operating activities was $43 million for the three months ended June 30, 2006 compared to $76 million in the comparable prior year quarter. The decrease in operating cash flows primarily resulted from lower levels of receivables sold under the trade receivables securitization. Net earnings adjusted for non-cash items provided cash of $95 million versus $74 million in the prior year quarter. Working capital resulted in a use of cash of $44 million in the current quarter versus $25 million in the prior year quarter. The use of cash for working capital in the current quarter principally reflects lower accounts payable associated with the timing of payments to vendors, lower accrued expenses and higher trade receivables in support of sales growth. Cash flows of National Welders, in excess of a management fee paid by National Welders to the Company, are not available to the Company. Cash provided by operating activities in the current period included $8 million of cash provided by National Welders versus $4 million in the prior year quarter. Cash flows provided by operating activities were principally used to fund investing activities.
      Net cash used in investing activities totaled $65 million during the current quarter and primarily consisted of cash used for capital expenditures and acquisitions. Capital expenditures were $63 million in the current quarter (including $4 million at National Welders) and primarily relate to spending for cylinders, bulk tanks and rental welding machines. These capital expenditures reflect investments to support the Company’s sales growth initiatives. Cash of $4 million was also paid in the current quarter for acquisitions and holdback payments.
      Financing activities provided net cash of $20 million primarily from net borrowings, an increase in the cash overdraft and proceeds from stock option exercises. An increase in the Company’s cash overdraft provided cash of $7 million in the current quarter. The cash overdraft represents outstanding checks. Fluctuations in the amount of the cash overdraft result from the timing of payments to vendors and the related presentment of the checks for payment.
Dividends
      On May 23, 2006, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.07 per share, representing a 17% increase compared to the quarterly cash dividend paid in fiscal 2006. The cash dividend was paid on June 30, 2006 to stockholders of record as of June 15, 2006. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
Stock Repurchase Plan
      As a result of certain acquisitions under consideration, the Company has suspended the three-year share repurchase plan it initiated in November 2005. The Company will focus on using its cash flow to pay down debt, grow its dividend, and continue investing in growth opportunities, including future acquisitions. No shares of Company common stock were repurchased during the three months ended June 30, 2006.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Instruments
Senior Credit Agreement
      At June 30, 2006, the Company had unsecured senior credit facilities with a syndicate of lenders under a credit agreement (the “2005 Credit Agreement”) that provided revolving credit lines of $308 million and Canadian $50 million and a term loan. The Credit Agreement had a maturity date of January 14, 2010. As of June 30, 2006, the Company had revolving credit borrowings of approximately $139 million, Canadian $22 million (U.S. $20 million), and term loan borrowings of $78 million. As of June 30, 2006, the Company also had commitments of $35 million under letters of credit, of which approximately $1 million was supported by the 2005 Credit Agreement and $34 million was supported by an arrangement with another financial institution. The 2005 Credit Agreement requires the Company to maintain certain leverage and coverage ratios. The U.S. dollar borrowings bear interest at LIBOR plus 95 basis points and the Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 95 basis points. As of June 30, 2006, the effective interest rate on the U.S. dollar revolving credit lines, the Canadian dollar credit lines and the U.S. dollar term loan were 6.04%, 5.31% and 6.30%, respectively.
Debt Refinancing
      Effective July 25, 2006, the Company amended and restated the 2005 Credit Agreement. The new $1.6 billion unsecured senior credit facility (the “Credit Agreement”) consists of a U.S.$966 million and a C$40 million (U.S.$34 million) revolving credit lines and two deferred draw term loans totaling $600 million. The Company intends to use borrowings under the revolving credit lines for working capital, acquisitions and general corporate purposes. A $100 million term loan may only be used to refinance the Company’s 7.75% medium-term notes due on September 15, 2006. A $500 million term loan may only be used to finance certain contemplated acquisitions. If the contemplated acquisitions are not completed, the outstanding commitment for the unused portion of the $500 million term loan will expire no later than May 2007. The revolving credit lines mature on July 25, 2011. The term loans will be payable in periodic installments from the dates they are executed through July 25, 2011. The Company’s initial borrowings under the Credit Agreement totaled $191 million. The current interest rate on borrowings under the Credit Agreement is LIBOR plus 75 basis points, which is down from LIBOR plus 95 basis points under the 2005 Credit Agreement. The interest rate under the Credit Agreement may increase or decrease based on the Company’s credit rating.
      The covenants under the Credit Agreement are generally similar to those in the 2005 Credit Agreement and include certain leverage ratios, which could potentially restrict additional borrowings. Additional borrowing capacity under the Credit Agreement consists of the $100 million term loan restricted to refinancing the Company’s medium-term notes, the $500 million term loan restricted to financing certain contemplated acquisitions, and the U.S. and Canadian revolving credit lines limited by certain leverage ratios to approximately $550 million of additional borrowing capacity. The Credit Agreement also contains customary events of default, including nonpayment and breach of covenants. In the event of default, repayment of borrowings under the Credit Agreement may be accelerated.
      Subsidiary guarantees under the Credit Agreement are identical to the guarantees under the 2005 Credit Agreement. The Company’s domestic subsidiaries, exclusive of a bankruptcy remote special purpose entity (the “domestic guarantors”), guarantee the U.S. and Canadian borrowings. The Canadian borrowings are also guaranteed by the Company’s foreign subsidiaries. The guarantees are full and unconditional and are made on a joint and several basis. The Company has pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Agreement. The Credit Agreement provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and a similar release on all other debt.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Money Market Loans
      In January 2006, the Company received an advance of $25 million under an agreement with a financial institution. The agreement, which expires on April 30, 2007, provides the Company with access to short term advances not to exceed $25 million for a maximum term of 90 days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At June 30, 2006, the Company had no outstanding advances under the agreement. On July 19, 2006, the Company received an advance in the amount of $25 million for a term of 62 days bearing interest at 5.96%.
Medium-Term Notes
      At June 30, 2006, the Company had $100 million of medium-term notes due September 2006 bearing interest at a fixed rate of 7.75%. The medium-term notes have been presented in the current portion of long-term debt at June 30, 2006. It is the Company’s intention to refinance the notes upon maturity with borrowings from a term loan included under the Credit Agreement (see Debt Refinancing above). The medium-term notes are fully and unconditionally guaranteed on a joint and several basis by each of the wholly owned domestic guarantors under the revolving credit facilities. The Company has pledged the stock of its domestic guarantors for the benefit of the note holders.
Senior Subordinated Notes
      At June 30, 2006, the Company had $150 million of senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 notes have an optional redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The first scheduled optional redemption date is July 15, 2009 at a price of 103.1% of the principal amount.
      In addition to the 2004 Notes, at June 30, 2006, the Company had $225 million of senior subordinated notes (the “2001 Notes”) outstanding with a maturity date of October 1, 2011. The 2001 Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year. The 2001 notes also have an optional redemption provision, which permits the Company, at its option, to call the 2001 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2006 at a price of 104.6% of the principal amount. The Company may exercise the call provision during fiscal 2007 or thereafter depending on capital market conditions and other factors. If the call provision is exercised, the Company estimates that it would recognize a pre-tax charge of approximately $12 million and annual interest expense savings of $4 million based on effective interest rates at June 30, 2006.
      The 2004 Notes and 2001 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The 2004 Notes and 2001 Notes are fully and unconditionally guaranteed jointly and severally, on a subordinated basis, by each of the wholly owned domestic guarantors under the revolving credit facilities. The stock of the Company’s domestic subsidiaries is also pledged to the note holders on a subordinated basis.
Acquisition and Other Notes
      The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to sellers of businesses acquired and are repayable in periodic installments. At June 30, 2006, acquisition and other notes totaled approximately $3 million with interest rates ranging from 5% to 8.5%.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Instruments of the National Welders Joint Venture
      Pursuant to the requirements of FASB’s Financial Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46R”), the Company’s Consolidated Balance Sheets at June 30, 2006 and March 31, 2006 include the financial obligations of National Welders. National Welders’ financial obligations are non-recourse to the Company, meaning that the creditors of National Welders do not have a claim on the assets of Airgas, Inc.
      The National Welders Credit Agreement (the “NWS Credit Agreement”) provides for a Term Loan A of $26 million, a Term Loan B of $21 million, a Term Loan C of $9 million, and a revolving credit line of $74 million. Term Loan A is repayable in monthly amounts of $254 thousand with a lump-sum payment of the outstanding balance at maturity in June 2007. Term Loan B was repaid in its entirety in June 2005 with the proceeds from the minority stockholders’ prepayment of notes due to National Welders (See Note 10 to the Consolidated Financial Statements). Term Loan C matures in September 2006 and the revolving credit agreement matures in August 2008. The variable interest rate on Term Loan A and the revolving credit line ranges from LIBOR plus 70 to 145 basis points varying with National Welders’ leverage ratio. The NWS Credit Agreement contains certain covenants which, among other things, limit the ability of National Welders to incur and guarantee new indebtedness, and limit its capital expenditures, ownership changes, merger and acquisition activity, and the payment of dividends.
      At June 30, 2006, National Welders had borrowings under its revolving credit line of $49 million, under Term Loan A of $14 million and under Term Loan C of $1.3 million. At June 30, 2006, the effective interest rate for Term Loan A and the revolving credit line was 6.25%. Term Loan C bears a fixed interest rate of 7%. Based on restrictions related to certain leverage ratios, National Welders had additional borrowing capacity under the NWS Credit Agreement of approximately $25 million at June 30, 2006.
      As of June 30, 2006, Term Loan A and the revolving credit line are secured by certain current assets, principally trade receivables and inventory, totaling $35 million, non-current assets, principally equipment, totaling $102 million, and Airgas common stock with a market value of $33 million classified as treasury stock and carried at cost of $370 thousand. Term Loan C is secured by a production facility, which had a net book value of approximately $20 million at June 30, 2006.
Trade Receivables Securitization
      The Company participates in a securitization agreement with two commercial banks to sell up to $250 million of qualifying trade receivables. The agreement expires in May 2009, but may be renewed subject to provisions contained in the agreement. During the three months ended June 30, 2006, the Company sold, net of its retained interest, $598 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $608 million in collections on those receivables. The net proceeds were used to reduce borrowings under the Company’s revolving credit facilities. The amount of outstanding receivables under the agreement was $234 million at June 30, 2006 and $244 million at March 31, 2006, respectively.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Rate Swap Agreements
      The Company manages its exposure to changes in market interest rates. At June 30, 2006, the Company was party to six interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $150 million in notional principal amount. At June 30, 2006, these swap agreements required the Company to make fixed interest payments based on a weighted average effective rate of 4.98% and receive variable interest payments from its counterparties based on a weighted average variable rate of 5.08%. The remaining terms of each of these swap agreements are between two and three years. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties.
      National Welders entered into a swap agreement with a major financial institution with a notional principal amount of $27 million. The swap agreement is for three years and requires National Welders to make fixed interest payments of 5.36% and receive variable interest payments from its counterparty based on one month LIBOR, which was 5.27% at June 30, 2006.
      Including the effect of the interest rate swap agreements, the debt of National Welders, and the trade receivables securitization, the Company’s ratio of fixed to variable interest rates was approximately 65% fixed to 35% variable at June 30, 2006. A majority of the Company’s variable rate debt is based on a spread over the LIBOR. Based on the Company’s fixed to variable interest rate ratio at June 30, 2006, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $1 million.
Contractual Obligations and Off-Balance Sheet Arrangements
      There were no material changes in the Company’s contractual obligations and off-balance sheet arrangements as of June 30, 2006 compared to those contained in the Form 10-K for the fiscal year ended March 31, 2006.
      See Item 3 of this report for the Company’s estimated future obligations related to its debt, the debt of National Welders, the off-balance sheet trade receivables securitization, interest on the debt, and estimated future obligations under the Company’s interest rate swap agreements as of June 30, 2006. The Company’s cash outlays for interest approximate interest expense.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OTHER
New Accounting Pronouncements
      In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. SFAS 155 addresses the application of SFAS 133 to beneficial interests in securitized financial assets. SFAS 155 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact that the adoption of SFAS 155 will have on its results of operations, financial position or liquidity.
      In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. SFAS 156 requires that an entity recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact that the adoption of SFAS 156 will have on its results of operations, financial position or liquidity.
      In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact on its consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
      This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s expectation that its overall effective tax rate for fiscal 2007, including the one-time tax benefit, will range from 38% to 39% of pre-tax earnings; the Company’s intention to draw on the $100 million term loan to refinance its 7.75% medium-term notes due on September 15, 2006; the Company’s intention to use borrowings of up to $500 million from the second term loan to finance certain contemplated acquisitions; the Company’s focus on using its cash flow to pay down debt, grow its dividend, and continue investing in growth opportunities, including future acquisitions; the Company’s expectation of net earnings in the fiscal 2007 second quarter to range from $0.45 to $0.47 per diluted share; the Company’s expectation of strong financial results for fiscal 2007 and earnings per diluted share of $1.85 to $1.92; broad demand from industrial, energy and non-residential construction sectors and its effect on the Company’s sales levels; the continued success of cross-selling of safety products to new and existing customers; the Company’s intention to continue to raise prices as necessary to offset rising product, operating and delivery costs; the Company’s ability to raise prices on packaged and bulk gases, and other products as contracts permit; the Company’s expectation that price increases will effectively offset rising costs in the second fiscal quarter; the Company’s intent to use borrowings under the revolving credit line for working capital, acquisitions and general corporate purposes; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $1 million; the future payment of dividends; the Company’s estimate that it would recognize a pre-tax charge of approximately $12 million and annual interest expense savings of $4 million based on effective interest rates at June 30, 2006 in the event that the call provision on the 2001 Notes is exercised; the Company’s ability to manage its exposure to market interest rates; and the performance of counterparties under interest rate swap agreements.
      These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: higher or lower overall tax rates in fiscal 2007 than that estimated by the Company; the inability to close contemplated acquisitions; an increase in debt in future periods and the impact on the Company’s ability to grow its dividend; a lack of available financing necessary to invest in growth opportunities and future acquisitions; a decline in demand from markets served by the Company; if the call provision on the 2001 notes is exercised, higher interest rates in future periods and the impact on the resulting annual expense savings; adverse customer response to the Company’s strategic product sales initiatives; underlying market conditions; customers acceptance of price increases; adverse changes in customer buying patterns; an economic downturn (including adverse changes in the specific markets for the Company’s products); the Company’s inability to meet its earnings estimates; a rise in product costs and/or operating expenses at a rate faster than the Company’s ability to increase prices; higher than estimated interest expense resulting from increases in LIBOR; potential disruption to the Company’s business from integration problems associated with acquisitions; the inability of management to control expenses; a lack of borrowing availability under senior credit facilities or other financing sources that prevent the Company from refinancing the medium-term notes upon maturity; a lack of available cash flow necessary to pay future dividends; the inability to pay dividends as a result of loan covenant restrictions; the inability to manage interest rate exposure; unanticipated non-performance by counterparties related to interest rate swap agreements; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
      The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. Including the effect of interest rate swap agreements on the Company’s debt and off-balance sheet financing arrangements, the Company’s ratio of fixed to variable rate debt was 65% fixed and 35% variable at June 30, 2006. The ratio includes the effect of the fixed to variable rate debt of National Welders. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of ’A’ or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.
      The table below summarizes the Company’s market risks associated with debt obligations, interest rate swaps and the trade receivables securitization as of June 30, 2006. For debt obligations and the trade receivables securitization, the table presents cash flows related to payments of principal, interest and the discount on the securitization program by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

	Fiscal Year of Maturity

(In millions)	2007(a)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed Rate Debt:
Medium-term notes	$100	$—	$—	$—	$—	$—	$—	$100	$100
Interest expense	$2	$—	$—	$—	$—	$—	$—	$2
Interest rate	7.75%

Acquisition and other notes	$—	$1	$—	$2	$—	$—	$—	$3	$3
Interest expense	$0.1	$0.1	$0.1	$0.1	$—	$—	$—	$0.4
Average interest rate	5.62%	5.89%	5.65%	8.50%

Senior subordinated notes due 2011	$—	$—	$—	$—	$—	$225	$—	$225	$236
Interest expense	$16	$21	$21	$21	$21	$10	$—	$110
Interest rate	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%

Senior subordinated notes due 2014	$—	$—	$—	$—	$—	$—	$150	$150	$140
Interest expense	$7	$9	$9	$9	$9	$9	$18	$70
Interest rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%

National Welders:
Term loan C	$1.3	$—	$—	$—	$—	$—	$—	$1.3	$1.3
Interest expense	$—	$—	$—	$—	$—	$—	$—	$—
Interest rate	7.00%

	Fiscal Year of Maturity

(In millions)	2007(a)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Variable Rate Debt:
Revolving credit facilities	$—	$—	$—	$159	$—	$—	$—	$159	$159
Interest expense	$7	$9	$9	$8	$—	$—	$—	$33
Interest rate(b)	5.95%	5.95%	5.95%	5.95%

Term loan	$12	$15	$21	$30	$—	$—	$—	$78	$78
Interest expense	$4	$4	$3	$1	$—	$—	$—	$12
Interest rate(b)	6.30%	6.30%	6.30%	6.30%

National Welders:
Revolving credit facility	$—	$—	$49	$—	$—	$—	$—	$49	$49
Interest expense	$2.3	$3.1	$1.3	$—	$—	$—	$—	$6.7
Interest rate(b)	6.25%	6.25%	6.25%

Term loan A	$3	$11	$—	$—	$—	$—	$—	$14	$14
Interest expense	$0.7	$0.2	$—	$—	$—	$—	$—	$0.9
Interest rate(b)	6.25%	6.25%

	Fiscal Year of Maturity

(In millions)	2007(a)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Interest Rate Swaps:
6 Swaps (Receive Variable)/ Pay Fixed
Notional amounts	$—	$—	$100	$50	$—	$—	$—	$150	$(2.0)
Swap payments/(receipts)	$(0.1)	$(0.2)	$(0.3)	$—	$—	$—	$—	$(0.6)
Variable receive rate = 5.08%
(1-month LIBOR)
Weighted average pay rate = 4.98%

National Welders:
1 Swap (Receive Variable)/ Pay Fixed
Notional amount	$—	$—	$—	$27	$—	$—	$—	$27	$0.05
Variable receive rate = 5.27%	$—	$—	$—	$—	$—	$—	$—
Weighted average pay rate = 5.36%

Other Off-Balance Sheet
LIBOR-based agreement:
Trade receivables securitization(c)	$—	$—	$—	$234	$—	$—	$—	$234	$234
Discount on securitization	$9	$13	$13	$2	$—	$—	$—	$37

(a)	Fiscal 2007 financial instrument maturities and interest expense relate to the period July 1, 2006 through March 31, 2007.

(b)	The variable rate of U.S. revolving credit facilities and term loan is based on the average LIBOR rate of outstanding contracts as of June 30, 2006. The variable rate of the Canadian dollar portion of the revolving credit facilities is the rate on Canadian Bankers’ acceptances as of June 30, 2006.

(c)	The trade receivables securitization agreement expires in May 2009, but may be renewed subject to renewal provisions contained in the agreement.
Limitations of the tabular presentation
      As the table incorporates only those interest rate risk exposures that exist as of June 30, 2006, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.
Foreign Currency Rate Risk
      Canadian subsidiaries of the Company are funded in part with local currency debt. The Company does not otherwise hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its consolidated financial position and results of operations.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
      The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in the periods specified in the Securities and Exchange Commission’s rules and forms.
(b) Changes in Internal Control
      There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
      The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.
Item 1A. Risk Factors
      There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers
As a result of certain acquisitions under consideration, the Company suspended its three-year share repurchase plan initiated in November 2005. Accordingly, no shares of the Company’s common stock were repurchased during the three months ended June 30, 2006.
Item 6. Exhibit Listing
      The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Roger F. Millay as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Roger F. Millay as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant and Co-Registrants have duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AIRGAS, INC.			AIRGAS EAST, INC.

(Registrant)			AIRGAS GREAT LAKES, INC.
AIRGAS MID AMERICA, INC.
AIRGAS NORTH CENTRAL, INC.
BY:	/s/ Robert M. McLaughlin		AIRGAS SOUTH, INC.

	Robert M. McLaughlin		AIRGAS GULF STATES, INC.
	Vice President & Controller		AIRGAS MID SOUTH, INC.
AIRGAS INTERMOUNTAIN, INC.
AIRGAS NORPAC, INC.
AIRGAS NORTHERN CALIFORNIA
& NEVADA, INC.
AIRGAS SOUTHWEST, INC.
AIRGAS WEST, INC.
AIRGAS SAFETY, INC.
AIRGAS CARBONIC, INC.
AIRGAS SPECIALTY GASES, INC.
NITROUS OXIDE CORP.
RED-D-ARC, INC.
AIRGAS DATA, LLC

(Co-Registrants)

		BY:	/s/ Robert M. McLaughlin

Robert M. McLaughlin
Vice President

ATNL, INC.

(Co-Registrant)

		BY:	/s/ Melanie Andrews

Melanie Andrews
President
DATED: August 9, 2006